Form 10QSB
period 1996-03-31
DESTRON FEARING CORP
filed 1996-05-06
CIK 935733

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB
     (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended
                                 March 31, 1996

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                         For the Transition Period From
                          ____________ to ____________

                         Commission file number 0-19688

                           DESTRON FEARING CORPORATION
             (Exact name of Registrant as specified in its charter)


          Delaware                                       84-1079037
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                               490 Villaume Avenue
                            South St. Paul, MN 55075
                                 (612) 455-1621
                    (Address of principal executive offices)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of May 10, 1996, there were 11,640,232 outstanding shares of Common Stock.



                           DESTRON FEARING CORPORATION



                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 1996


                                      INDEX



                                                                           Page

PART I -- FINANCIAL INFORMATION

    Item 1 --       Financial Statements                                    3


    Item 2 --       Management's Discussion and Analysis or Plan
                    of Operation                                            8


PART II -- OTHER INFORMATION

    Item 1 --       Legal Proceedings                                      11


    Item 6 --       Exhibits and Reports on Form 8-K                       12


    Signatures                                                             12





                         PART 1. FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS

DESTRON FEARING CORPORATION AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MARCH 31, 1996 AND SEPTEMBER 30, 1995
(in thousands, except share and per share amounts)

======================================================================

                     ASSETS                    March 31, September 30,
                                                 1996        1995
                                               ========    ========
CURRENT ASSETS:
  Cash                                         $     37    $     62
  Current portion of royalties receivable          --           402
  Accounts receivable, net                        3,245       1,823
  Inventories, net                                9,673       6,327
  Prepaid expenses and other current assets          53          61
                                               --------    --------

      Total current assets                       13,008       8,675

PROPERTY AND EQUIPMENT, net                       2,186       2,131
INVESTMENT IN JOINT VENTURE                         229         211
GOODWILL, net                                     2,127       2,168
OTHER ASSETS, net                                   382         455
                                               --------    --------

                                               $ 17,932    $ 13,640
                                               ========    ========

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit                               $  2,191    $    438
  Accounts payable                                6,637       4,928
  Accrued liabilities                               579         443
  Current portion of long-term obligations          306       1,446
                                               --------    --------

      Total current liabilities                   9,713       7,255

LONG-TERM OBLIGATIONS,
     net of current portion                       1,051         281
                                               --------    --------

      Total liabilities                          10,764       7,536
                                               --------    --------

SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value;
        20,000,000 shares authorized;
        11,618,000 and 10,982,000 shares
        issued and outstanding, respectively        116         110
      Additional paid-in capital                 16,671      14,651
      Accumulated deficit                        (9,619)     (8,657)
                                               --------    --------

     Total shareholders' equity                   7,168       6,104
                                               --------    --------

                                               $ 17,932    $ 13,640
                                               ========    ========


                   The accompanying notes are an integral part
                      of these consolidated balance sheets.



DESTRON FEARING CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED MARCH 31, 1996 AND 1995
(in thousands, except per share amounts)


======================================================================================
                                              Quarter Ended         Six Months Ended
                                                 March 31,              March 31,
                                           --------------------   --------------------
                                             1996        1995       1996        1995
                                           ========    ========   ========    ========
NET REVENUE                                $  4,206    $  4,126   $  6,682    $  6,202
                                           --------    --------   --------    --------

COSTS AND EXPENSES:
     Cost of sales                            2,946       2,438      4,577       3,773
     Selling, general and administrative      1,570       1,096      2,559       2,036
     Research and development                   267         302        480         523
     Interest expense and other                  83          64         28         132
                                           --------    --------   --------    --------

     Total costs and expenses                 4,866       3,900      7,644       6,464
                                           --------    --------   --------    --------

INCOME (LOSS) FROM OPERATIONS                  (660)        226       (962)       (262)

PROVISION FOR INCOME TAXES                       --          --         --          --
                                           --------    --------   --------    --------

NET INCOME (LOSS)                          ($   660)   $    226   ($   962)   ($   262)
                                           ========    ========   ========    ========

NET INCOME (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE                  ($  0.06)   $   0.02   ($  0.08)   ($  0.03)
                                           ========    ========   ========    ========


WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                         11,612      10,654     11,399      10,295


                   The accompanying notes are an integral part of these consolidated financial statements.



DESTRON FEARING CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED MARCH 31, 1996 AND 1995
(in thousands)


===============================================================================
                                                              Six Months Ended
                                                                  March 31,
                                                             ------------------

                                                              1996       1995
                                                             =======    =======


OPERATING ACTIVITIES:
     Net loss                                                ($  962)   ($  262)
     Adjustments to reconcile net loss to net cash
          used in operating activities:
          Depreciation and amortization                          237        195
          Equity in income loss of joint venture and other       (18)        (1)
          Changes in operating items:
               Accounts receivable                            (1,422)    (1,305)
               Inventories                                    (3,346)      (935)
               Prepaid expenses and other current assets           8        (15)
               Royalties receivable                              402        221
               Accounts payable and accrued liabilities        1,845      1,311
                                                             -------    -------

               Net cash used in operating activities          (3,256)      (791)
                                                             -------    -------

INVESTING ACTIVITIES:
     Purchases of fixed assets                                  (189)      (218)
     Change in other assets                                       11         16
     Capitalized design costs                                   --         (125)
                                                             -------    -------

               Net cash used in investing activities            (178)      (327)
                                                             -------    -------

FINANCING ACTIVITIES:
     Issuance of common stock, net                             2,026        223
     Borrowings under long-term obligations                      875       --
     Repayments of long-term obligations                      (1,245)       (93)
     Net borrowings on bank line of credit                     1,753        947
                                                             -------    -------

               Net cash provided by financing activities       3,409      1,077
                                                             -------    -------

NET DECREASE IN CASH                                             (25)       (41)

CASH, beginning of period                                         62         42
                                                             -------    -------

CASH, end of period                                          $    37    $     1
                                                             =======    =======

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                           $   173    $   163
                                                             =======    =======


                   The accompanying notes are an integral part of these consolidated financial statements.






DESTRON FEARING CORPORATION AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1996 and 1995
(unaudited)
- -------------------------------------------------------------------------------

1.    GENERAL

The information included in the accompanying consolidated interim financial statements is unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the most recent Annual Report on Form 10-KSB filed for Destron Fearing Corporation and its subsidiaries (collectively, the "Company"). In the opinion of management, all adjustments, consisting of normal recurring items, necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

2.    INVENTORIES

Inventories are valued at the lower of first in, first out cost or market, and consist of the following (in thousands):

                                      March 31, 1996        September 30, 1995
                                      --------------        ------------------

Raw materials                               $4,018                 $2,396
Finished goods                               5,655                  3,931
                                           -------                -------

       Total inventories                    $9,673                 $6,327



Inventory increased at March 31, 1996 from September 30, 1995, because of Schering-Plough Animal Health's (a customer) suspension of purchases for an indefinite period to allow it to sell its existing inventory. Additionally, because of previous commitments, the Company was unable to discontinue purchases from its suppliers.

(See notes to Consolidated Financial Statements in the 1995 Annual Report for further discussion of the Company's relationship with Schering-Plough.)

3.    PRIVATE PLACEMENT OF COMMON STOCK

In December 1995, the Company completed a private placement of 625,000 shares of common stock for proceeds of $2.0 million. A portion of these proceeds was used to retire an outstanding $600,000 term loan, with the remaining proceeds expected to be used to finance working capital needs and new product development.

4.    LEGAL PROCEEDINGS

Destron is a party to litigation in which it asserts infringement by a competitor of one of the Company's patents related to certain of its technology. The defendants assert that the patent is not infringed, is invalid and is unenforceable. The defendants also have asserted antitrust and unfair competition claims against the Company and Hughes Aircraft Company.

The trial in the litigation commenced on January 8, 1996. On January 29, 1996, the jury in the trial returned a verdict in favor of the Company and found that the defendants had willfully infringed on the Company's patent and awarded damages of approximately $444,000. However, the defendants have announced that they will appeal the verdict, although as of the date of this Quarterly Report on Form 10-QSB, no appeal had been filed to the Company's knowledge. The defendants have until thirty (30) days after the District Court's final judgment (which was rendered on April 25, 1996) to file an appeal. While management and its legal counsel continue to believe that the ultimate outcome of this litigation will not have a significant adverse impact on the Company's future financial position, cash flows or results of operations, there can be no assurance of the ultimate outcome of the litigation. The Company incurred legal expenses of $268,000 and $942,000, respectively, during the second quarter and six-month periods ended March 31, 1996.

5.    PRIVATE PLACEMENT OF DEBT

In March 1996, the Company borrowed a total of $875,000 (and an additional $25,000 in April 1996) from private investors through the issuance of unsecured notes due October 21, 1997 and bearing interest at the rate of 11% per annum. As part of the transaction, the Company issued warrants to the noteholders to purchase a total of 147,539 shares of the Company's common stock. The warrants are exercisable at $4.8125 per share for a term of five (5) years beginning March 21, 1996. The value of these warrants at the time of issuance was not deemed to be significant. Funds received from these notes were used to retire indebtedness that was due on March 21, 1996, and to provide additional working capital for operations.

6.    REAL ESTATE LOAN

In April 1996, the Company borrowed $658,000 from a commercial bank through the issuance of a promissory note collateralized by its real estate. The note bears interest at 8.98% and is due on April 8, 2001. The terms of the note call for 59 monthly payments of $6,668 and a final balloon payment of $533,372. The proceeds of the loan were used to retire a previous bank loan and industrial development revenue bonds, both of which were collateralized by real estate. The remaining proceeds were used to provide additional working capital for operations.



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

Net revenue for the quarter ended March 31, 1996 of $4,206,000 was 2% greater than the $4,126,000 reported for the comparable quarter of fiscal 1995. For the six-month period, fiscal 1996 revenues were $6,682,000, which represented an 8% increase over the $6,202,000 fiscal 1995 amount. Revenue from the Radio Frequency Identification Devices (RFID) increased 11% in the current quarter and 22% for the six-month period when compared to fiscal 1995. The RFID revenue in the second quarter of fiscal 1996 reflected significant increases in shipments to Europe and the fisheries industries with offsetting reductions in other United States shipments. Visual identification revenue was lower than last year's revenue in both the second quarter (-8%) and six-month period (-7%) of fiscal 1996 because of a general decline in the beef producing industry caused by higher grain prices and lower beef prices.

Cost of sales of $2,946,000 for the second quarter and $4,577,000 for the six-month period ended March 31, 1996 were both 21% higher than for the comparable periods of fiscal 1995. These increases were attributable to nominally increased sales volumes during the respective periods and to sales of electronic readers at low or negative gross profit margins. As a result, the Company's gross profit percentage declined to 30% during the second quarter of fiscal 1996 from 41% in the comparable quarter of fiscal 1995 and to 32% for the six-month period from 39% in fiscal 1995.

Selling, general and administrative expenses of $1,570,000 in the second quarter ended March 31, 1996 were 43% higher than the same period last year. For the six-month period ended March 31, 1996, these expenses were $2,559,000, a 26% increase over the comparable period in fiscal 1995. Legal expenses in fiscal 1996 were $674,000 in the second quarter and $942,000 for the six-month period compared to $301,000 and $571,000, respectively, for the comparable periods of fiscal 1995. These legal expenses related principally to the Company's action to enforce certain patent rights against a competitor and defend against counteractions in that lawsuit. (See Item 1. of Part II on Page 11 for the current status of the legal proceedings.) The increase in legal expense combined with charges related to a sales distribution agreement are the primary reasons for fiscal 1996's increased selling, general and administrative expenses over fiscal 1995. Additionally, the Company experienced higher investor relations costs in the current quarter and six-month period of fiscal 1996 and recorded lower pension expense than in fiscal 1995 as a result of termination of the Company's defined benefit program in fiscal 1995.

Research and development expenses of $267,000 in the second quarter of fiscal 1996 declined 12% from fiscal 1995 while the expenses for the six-month period of fiscal 1996 declined 8% from the previous year to $480,000. This year's reductions resulted primarily from lower outside product development expenses and reduced travel expenses.

Interest and other of $83,000 in the second quarter of fiscal 1996 were 30% higher than the $64,000 reported for the comparable 1995 period. While interest expense remained relatively unchanged in the second quarter and six-month period of fiscal 1996 from the comparable fiscal 1995 periods, interest income was lower during these periods. For the six-month period of fiscal 1996, interest and other of $28,000 were 79% lower than for the same period of fiscal 1995, principally because of the collection in the first quarter of fiscal 1996 of a $137,000 indebtedness that the Company had charged to expense in a prior fiscal year.

The Company derives a significant portion of its revenue from export sales. The gross profit and cash requirements of these sales do not vary materially from the requirements of its domestic sales.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has utilized financing sources such as public and private equity offerings and borrowings from financial institutions and individual investors to fund its operating activities. The Company believes that funds available under its existing credit agreement, together with funds generated by operations and, from private placements of common stock in December 1995, and unsecured notes in March 1996 will be sufficient to provide the Company with adequate liquidity and capital resources for working capital and other cash requirements. However, the information set forth in the preceding sentence is forward-looking information. Therefore, if, for any reason (including, without limitation, those described below), the Company's operations require more capital than anticipated, revenues do not reach anticipated levels, or cash flow needs are greater than planned, the Company may need additional financing prior to the end of fiscal 1996 in order to maintain its operations. There can be no assurance that the Company would be able to obtain any required additional financing when needed or that such financing, if obtained, would be on terms favorable or acceptable to the Company. If the Company was unable to obtain additional financing when needed and under acceptable conditions, it would be required to significantly scale back plans for growth and perhaps reduce the scope of its operations. Factors that may affect the Company's revenues, use of capital, expenses and/or cash flow, and that would cause actual results to differ materially from those anticipated include, but are not limited to, the introduction of competing products with performance equivalent to or exceeding that of the Company's products, a claim (whether or not successfully made) that the Company's products infringe a patent held by another company or individual, any performance problems involving the Company's products, changes in technology that could cause the Company's products to become obsolete, the departure of key members of management and/or key employees, regulatory requirements that would make the Company's products difficult or uneconomical to produce, and general economic conditions.

The Company's operating activities used $3,256,000 during the six months ended March 31, 1996, principally to finance the net loss for the period and increases in accounts receivable of $1,422,000 and inventories of $3,346,000, the latter of which resulted from Schering-Plough Animal Health's suspension of purchases for an indefinite period to allow it to sell its existing inventory. As a result of previous commitments, the Company was unable to discontinue purchases from its suppliers. These items were offset partially by depreciation and amortization of $237,000, collection of $402,000 of royalties receivable and increases in accounts payable and accrued liabilities of $1,845,000.

The Company's investing activities used $178,000, primarily for the purchase of fixed assets of $189,000.

The Company's financing activities provided net cash of $3,409,000 during the six months ended March 31, 1996. Proceeds received from the issuance of 625,000 shares of common stock in connection with a private placement accounted for $2.0 million of this amount. The balance resulted from new borrowings of $875,000 from private investors and additional borrowings on the Company's bank line of credit of $1,753,000. These funds were used to repay long-term obligations of $1,245,000 and provide additional working capital for operations.

As of March 31, 1996, the Company had net working capital of $3,295,000 with a current ratio of 1.3 to 1, which represents an increase in working capital of $1,875,000 from September 30, 1995.

In June 1993, the Company entered into a $750,000 revolving credit agreement with private investors (the "Lenders") that was amended in November 1993 to reduce the principal to $600,000 and convert the indebtedness to a term loan. One of the Lenders was a director of the Company through November 1995. In connection with this credit agreement, the Company issued warrants to the Lenders for the purchase of 220,000 shares of common stock at prices ranging from $1.00 to $1.75 per share (of which 58,671 shares were issued during fiscal 1995 upon the exercise of certain of these warrants). As of September 30, 1995, the Company had outstanding borrowings of $600,000 under this agreement, which were repaid in November 1995 from the proceeds of the private placement of common stock discussed below.

In November 1993, the Company entered into a $2,000,000 discretionary revolving credit facility with a financial institution (which was increased to $3,000,000 in April 1995 and to $5,000,000 in August 1995). Borrowings under this facility are limited based upon eligible accounts receivable and inventories, as defined in the agreement. The credit facility is collateralized by an interest in the Company's accounts receivable, inventories, equipment and intangibles. The agreement is effective through December 31, 1996 and is payable on demand. Interest on the credit facility is paid monthly at a rate of prime plus one-quarter of one percent (1/4%); the effective rate was 8.50% at March 31, 1996. At March 31, 1996 the Company had borrowings of $2,191,000 outstanding under this agreement, with maximum availability under the facility at that date of $3,047,000.

In September 1994, the Company borrowed a total of $610,000 from private investors (including certain executive officers and directors) through the issuance of unsecured notes bearing interest at the rate of 12% per annum, due March 21, 1996. In connection with these notes, the Company issued warrants to the noteholders for the purchase of 183,000 shares of the Company's common stock (of which 55,500 shares were issued during fiscal 1995 upon exercise of certain of these warrants). The warrants have an exercise price of $1.50 per share and are exercisable for a term of five years from the date of issuance. The value of these warrants at the time of issuance was deemed to be insignificant. Funds received on these notes were used to reduce outstanding borrowings under the Company's bank line of credit and to provide additional working capital for operations. These notes were repaid in March 1996 from the proceeds of the 11% unsecured notes discussed below.

In March 1995, a warrant holder exercised a warrant for the purchase of 300,000 shares of the Company's common stock. The transaction was settled through a cash payment of $3,000 and execution of a 15% promissory note for $297,000 due May 3, 1995 (and subsequently extended to July 3, 1995). The note was paid in full on May 30, 1995.

In December 1995, the Company completed a private placement of 625,000 shares of common stock for proceeds of $2.0 million. A portion of these proceeds was used to retire the outstanding $600,000 term loan with the Lenders, with the remaining proceeds used to finance working capital needs and new product development.

In March 1996, the Company borrowed a total of $875,000 (and an additional $25,000 in April 1996) from private investors through the issuance of unsecured notes due October 21, 1997 and bearing interest at the rate of 11% per annum. As part of the transaction, the Company issued warrants to the noteholders to purchase a total of 147,539 shares of the Company's common stock. The warrants are exercisable at $4.8125 per share for a term of five (5) years beginning March 21, 1996. The value of these warrants at the time of issuance was not deemed to be significant. Funds received from these notes were used to retire the $610,000 indebtedness that was due on March 21, 1996, and to provide additional working capital for operations.




                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         In November 1993, the Company initiated a lawsuit for patent infringement against three competitors in the U.S. District Court in Colorado. (The patent involved is No. 5,211,129, which relates to the Company's injectable transponder technology.) At a hearing on November 12, 1993, the Court found that it did not have jurisdiction in Colorado over two of the competitors and dismissed the Colorado case against them without prejudice. The Court suggested that the third competitor may be an infringer on the patent, but did not order the temporary injunction requested by the Company.

         On December 1, 1993, the two dismissed competitors commenced an action in U.S. District Court for Southern Illinois (which was subsequently transferred to the U.S. District Court of Colorado) against the Company requesting actual damages of $20,000,000. In the suit, the plaintiffs sought to invalidate the above-described patent of the Company and alleged unfair competition, violation of U.S. antitrust laws, interference with business relationships and abuse of process due to the actions the Company had allegedly taken in obtaining, announcing and enforcing its patent rights against the plaintiffs.

         The trial in the litigation commenced on January 8, 1996. On January 29, 1996, the jury in the trial returned a verdict in favor of the Company and found that the defendants had willfully infringed on the Company's patent and awarded damages of approximately $444,000. However, the defendants have announced that they will appeal the verdict, although as of the date of this Quarterly Report on Form 10-QSB, no appeal had been filed to the Company's knowledge. The defendants have until thirty (30) days after the District Court's final judgment (which was rendered on April 25, 1996) to file an appeal. While management and its legal counsel continue to believe that the ultimate outcome of this litigation will not have a significant adverse impact on the Company's future financial position, cash flows or results of operations, there can be no assurance of the ultimate outcome of the litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Shareholders on February 29, 1996. At the meeting the shareholders elected four incumbent directors and approved the selection of independent public accountants.

Item 6.  Exhibits and Reports on Form 8-K

         a.       Exhibits:

                  Exhibit 11.1 Calculation of Net Loss Per Common and Common Equivalent Share

         b.       Reports on Form 8-K

                  No current reports on Form 8-K were filed during the quarter ended March 31, 1996.


                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              DESTRON FEARING CORPORATION
                                              (Registrant)


                                              -----------------------------
                                              By  Thomas J. Ahmann
                                              Vice President Finance,
                                              Chief Financial Officer
                                              and Principal Accounting Officer